Form 10-Q
period 2026-06-30
PALOMA ACQUISITION CORP I
filed 2026-08-13
CIK 2101562

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2026

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

As of August 13, 2026, there were 16,979,000 Class A ordinary shares, $0.0001 par value and 4,112,500 Class B ordinary shares, $0.0001 par value, issued and outstanding.

PALOMA ACQUISITION CORP I

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2026

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

PALOMA ACQUISITION CORP I

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2026	2025
	(Unaudited)
ASSETS:
Current Assets
Cash	$1,126,887	$—
Due from Sponsor	1,095	—
Prepaid expenses	47,486	19,229
Prepaid insurance	90,781	—
Total Current Assets	1,266,249	19,229
Deferred offering costs	—	157,363
Long-term prepaid insurance	57,268	—
Marketable securities held in Trust Account	166,594,389	—
TOTAL ASSETS	$167,917,906	$176,592

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT:
Current Liabilities
Accrued expenses	$197,454	$30,480
Accrued offering costs	75,000	130,988
Promissory note — related party	—	49,267
Total Current Liabilities	272,454	210,735
Deferred underwriting fee payable	6,580,000	—
TOTAL LIABILITIES	6,852,454	210,735

Commitments and Contingencies (Note 7)
Class A ordinary shares subject to possible redemption, 16,450,000 shares and 0 shares at a redemption value of $10.13 and $0 per share as of June 30, 2026 and December 31, 2025, respectively	166,594,389	—

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of June 30, 2026 and December 31, 2025	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 529,000 shares and 0 shares issued and outstanding (excluding 16,450,000 shares subject to possible redemption) as of June 30, 2026 and December 31, 2025, respectively	53	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 4,112,500 and 4,312,500 shares issued and outstanding as of June 30, 2026 and December 31, 2025 (1), respectively (1)	411	431
Additional paid-in capital	—	24,569
Accumulated deficit	(5,529,401)	(59,143)
Total Shareholders’ Deficit	(5,528,937)	(34,143)
TOTAL LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT	$167,917,906	$176,592
(1)	Includes 200,000 Class B ordinary shares, $0.0001 par value, subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 6). On February 25, 2026, the Company consummated the closing of an additional 1,450,000 Units in connection with a partial exercise of the underwriters’ over-allotment option, generating gross proceeds of $14,500,000 (see Note 1). On April 4, 2026, the remaining 200,000 Class B ordinary shares were surrendered pursuant to the expiration of the underwriters’ over-allotment option for no consideration.

The accompanying notes are an integral part of these unaudited condensed financial statements.

PALOMA ACQUISITION CORP I

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the	For the
	Three Months Ended	Six Months Ended
	June 30, 2026	June 30, 2026
General and administrative expense	$260,018	$486,006
Compensation expense	—	1,451,125
Loss from operations	(260,018)	(1,937,131)

Other income (expense):
Change on over-allotment liability	50,000	49,800
Interest earned on marketable securities held in Trust Account	1,460,895	2,094,389
Total other income, net	1,510,895	2,144,189

Net income	$1,250,877	$207,058

Weighted average shares outstanding, Class A ordinary shares	16,979,000	12,221,528

Basic and diluted net income per share, Class A ordinary shares	$0.06	$0.01

Weighted average shares outstanding, Class B ordinary shares	4,112,500	4,001,736

Basic net income per share, Class B ordinary shares	$0.06	$0.01

Weighted average shares outstanding, Class B ordinary shares	4,112,500	4,112,500

Diluted net income per share, Class B ordinary shares	$0.06	$0.01

The accompanying notes are an integral part of these unaudited condensed financial statements.

PALOMA ACQUISITION CORP I

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026

(UNAUDITED)

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares(1)	Amount	Capital	Deficit	Deficit
Balance — January 1, 2026	—	$—	4,312,500	$431	$24,569	$(59,143)	$(34,143)

Sale of 529,000 Private Placement Units	529,000	53	—	—	5,289,947	—	5,290,000

Fair value of Public Warrants at issuance	—	—	—	—	2,632,000	—	2,632,000

Allocated value of transaction costs to public warrants	—	—	—	—	(192,355)	—	(192,355)

Share-based compensation to director nominees	—	—	—	—	1,451,125	—	1,451,125

Change on over-allotment liability	—	—	—	—	200	—	200

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	(9,205,486)	(4,260,672)	(13,466,158)

Net loss	—	—	—	—	—	(1,043,819)	(1,043,819)

Balance – March 31, 2026 (unaudited)	529,000	53	4,312,500	431	—	(5,363,634)	(5,363,150)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	(44,251)	(1,416,644)	(1,460,895)

Forfeiture of Founder Shares	—	—	(200,000)	(20)	20	—	—

Capital contribution	—	—	—	—	44,231	—	44,231

Net income	—	—	—	—	—	1,250,877	1,250,877

Balance – June 30, 2026 (unaudited)	529,000	$53	4,112,500	$411	$—	$(5,529,401)	$(5,528,937)
(1)	Includes 200,000 Class B ordinary shares, $0.0001 par value, subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 6). On February 25, 2026, the Company consummated the closing of an additional 1,450,000 Units in connection with a partial exercise of the underwriters’ over-allotment option, generating gross proceeds of $14,500,000 (see Note 1). On April 4, 2026, the remaining 200,000 Class B ordinary shares were surrendered pursuant to the expiration of the underwriters’ over-allotment option for no consideration.

The accompanying notes are an integral part of these unaudited condensed financial statements.

PALOMA ACQUISITION CORP I

CONDENSED STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2026

(UNAUDITED)

Cash Flows from Operating Activities:
Net income	$207,058
Adjustments to reconcile net income to net cash used in operating activities:
Operating costs applied to prepaid contributed by Sponsor through promissory note	479
Payment of operation costs through promissory note	13,347
Interest earned on marketable securities held in Trust Account	(2,094,389)
Compensation expense	1,451,125
Change in fair value of over-allotment liability	(49,800)
Changes in operating assets and liabilities:
Prepaid expenses	(135,041)
Due from Sponsor	(1,095)
Long-term prepaid insurance	(57,268)
Accounts payable and accrued expenses	166,974
Net cash used in operating activities	(498,610)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(164,500,000)
Net cash used in investing activities	(164,500,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	161,210,000
Proceeds from sale of Private Placement Units	5,290,000
Capital contribution	44,231
Repayment of promissory note - related party	(116,814)
Payment of offering costs	(301,920)
Net cash provided by financing activities	166,125,497

Net Change in Cash	1,126,887
Cash - beginning of period	—
Cash - end of period	$1,126,887

Noncash investing and financing activities:
Offering costs included in accrued offering costs	$75,000
Deferred offering costs paid through promissory note - related party	$57,408
Prepaid services contributed by Sponsor through promissory note - related party	$355
Deferred underwriting fee payable	$6,580,000
Offering costs paid via prepayment	$12,316

The accompanying notes are an integral part of these unaudited condensed financial statements.

PALOMA ACQUISITION CORP I

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

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

As of June 30, 2026, the Company had not commenced any operations. All activity for the period from August 19, 2025 (inception) through June 30, 2026 relates to the Company’s formation and the Initial Public Offering (as defined below). The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on the proceeds derived from the Initial Public Offering (as defined below). The Company has selected December 31 as its fiscal year end.

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

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of an aggregate of 500,000 private placement units (the “Private Placement Units”) to the Sponsor and underwriters, at a price of $10.00 per unit, generating gross proceeds of $5,000,000 in a private placement. Each Unit consists of one Class A ordinary share (the “Private Placement Shares”)and one-half of one redeemable warrant (the “Private Placement Warrants”). Of those 500,000 Private Placement Units, the Sponsor purchased 350,000 Private Placement Units and underwriters purchased 150,000 Private Placement Units. Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share. The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Units, although substantially all of the net proceeds are intended to be generally applied toward consummating a Business Combination (less deferred underwriting commissions). On February 25, 2026, the Company consummated the sale of an aggregate of 29,000 Private Placement Units to the Sponsor and underwriters in connection with a partial exercise of the over-allotment, at a price of $10.00 per unit, generating gross proceeds of $290,000 in a private placement. Of those 29,000 Private Placement Units, the Sponsor purchased 14,500 Private Placement Units and underwriters purchased 14,500 Private Placement Units.

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

Upon the closing of the Initial Public Offering on February 20, 2026 and the closing of the partial over-allotment exercise on February 25, 2026, an amount of $150,000,000 and $14,500,000 ($10.00 per Unit), respectively, from the net proceeds of the sale of the Public Units, and a portion of the proceeds of the sale of the Private Placement Units, are held in a trust account (the “Trust Account”) located in the United States, with Efficiency, INC. (“Efficiency”) acting as trustee, and initially to be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations; the holding of these assets in this form is intended to be temporary and for the sole purpose of facilitating the intended Business Combination. To mitigate the risk that the Company might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that the Company holds investments in the Trust Account, the Company may, at any time (based on the management team’s ongoing assessment of all factors related to the Company’s potential status under the Investment Company Act), instruct the trustee to liquidate

PALOMA ACQUISITION CORP I

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest bearing demand deposit account at a bank. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes, if any, the proceeds from the Initial Public Offering and the sale of the Private Placement Units will not be released from the Trust Account until the earliest of (i) the completion of the Company’s initial Business Combination, (ii) the redemption of the Company’s public shares if the Company is unable to complete the initial Business Combination within 24 months from the closing of the Initial Public Offering or by such earlier liquidation date as the Company’s board of directors may approve (the “Completion Window”), subject to applicable law, or (iii) the redemption of the Company’s public shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Company’s public shares if the Company has not consummated an initial Business Combination within the Completion Window or (B) with respect to any other material provision relating to the rights of holders of Class A ordinary shares. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public shareholders.

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

JUNE 30, 2026

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on February 19, 2026, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on March 2, 2026. The interim results for the three and six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

Liquidity and Capital Resources

The Company’s liquidity needs up to February 20, 2026 had been satisfied through the loan under an unsecured promissory note from the Sponsor of up to $250,000. As of June 30, 2026, the Company had $1,126,887 cash and working capital of $993,795.

In order to finance transaction costs in connection with the initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes the initial Business Combination, the Company will repay such loaned amounts. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, including the repayment of loans from the Sponsor to pay for any amount deposited to pay for any extension of the time to complete the initial Business Combination, but no proceeds from the Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into Private Placement Units of the post Business Combination entity, at a price of $10.00 per unit at the option of the lender. The units would be identical to the Private Placement Units. The terms of such loans by the Company’s officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. As of June 30, 2026 and December 31, 2025, no such Working Capital Loans were outstanding.

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

JUNE 30, 2026

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $1,126,887 and $0 in cash and no cash equivalents as of June 30, 2026 and December 31, 2025, respectively.

Marketable Securities Held in Trust Account

As of June 30, 2026, substantially all the assets held in the Trust Account were held in money market funds, which are invested primarily in Treasury securities. All of the Company’s investments held in the Trust Account are presented on the accompanying condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

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

JUNE 30, 2026

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the condensed balance sheets, primarily due to their short-term nature except for derivative financial instruments, including warrants issued as part of the Units and the over-allotment liability.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with FASB ASC Topic 815, “Derivatives and Hedging.” For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the condensed statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the condensed balance sheets as current or non-current based on whether or not net cash settlement or conversion of the instrument could be required within 12 months of the condensed balance sheets date. The underwriters’ over-allotment option is deemed to be a freestanding financial instrument indexed on the shares subject to redemption and is accounted for as a liability pursuant to FASB ASC Topic 480 since the underwriters’ over-allotment option was not exercised in full at the time of the Initial Public Offering.

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

FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2026 and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

PALOMA ACQUISITION CORP I

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

Warrant Instruments

The Company accounts for the Public Warrants and Private Placement Warrants issued in connection with the Initial Public Offering and the private placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging.” Accordingly, the Company evaluated and classified the warrant instruments under equity treatment at their assigned values.

Class A Ordinary Shares Subject to Possible Redemption

The public shares contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with FASB ASC Topic 480-10-S99, the Company classifies public shares subject to possible redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of June 30, 2026 and December 31, 2025, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets. At December 31, 2025, there were no Class A ordinary shares subject to possible redemption presented. As of June 30, 2026, the Class A ordinary shares subject to possible redemption reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$164,500,000
Less:
Proceeds allocated to Public Warrants	(2,632,000)
Proceeds allocated to over-allotment option liability	(50,000)
Allocated issuance costs	(10,150,664)
Plus:
Accretion of carrying value to redemption value	13,466,158
Class A ordinary shares subject to possible redemption, March 31, 2026	165,133,494
Plus:
Accretion of carrying value to redemption value	1,460,895
Class A ordinary shares subject to possible redemption, June 30, 2026	$166,594,389

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

Net Income per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income per ordinary share is computed by dividing net income by the weighted average number of ordinary shares outstanding for the period. Accretion associated with the redeemable Class A ordinary shares is excluded from net income per ordinary share as the redemption value approximates fair value.

PALOMA ACQUISITION CORP I

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

The calculation of diluted net income does not consider the effect of the Public Warrants and the Private Placement Warrants in the calculation of diluted income per share, because in the calculation of diluted income per share, their exercise is contingent upon future events. As a result, diluted net income per share is the same as basic net income per share for the six months ended June 30, 2026. All accretions associated with the redeemable Class A ordinary shares are excluded from earnings per share as the redemption value approximates fair value.

The following table reflects the calculation of basic and diluted net income per ordinary share:

	For the Three Months
	Ended June 30, 2026
	Class A	Class B
Basic and diluted net income per ordinary share:
Numerator:
Allocation of net income	$1,006,976	$243,901
Denominator:
Basic and diluted weighted average ordinary shares outstanding	16,979,000	4,112,500
Basic and diluted net income per ordinary share	$0.06	$0.06

	For the Six Months
	Ended June 30, 2026
	Class A	Class B
Basic net income per ordinary share:
Numerator:
Allocation of net income	$155,984	$51,074
Denominator:
Basic weighted average ordinary shares outstanding	12,221,528	4,001,736
Basic net income per ordinary share	$0.01	$0.01

	For the Six Months
	Ended June 30, 2026
	Class A	Class B
Diluted net income per ordinary share:
Numerator:
Allocation of net income	$154,926	$52,132
Denominator:
Diluted weighted average ordinary shares outstanding	12,221,528	4,112,500
Diluted net income per ordinary share	$0.01	$0.01

Recent Accounting Standards

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

NOTE 3. INITIAL PUBLIC OFFERING

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

PALOMA ACQUISITION CORP I

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

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

The Sponsor and Company’s management have entered into a letter agreement with the Company, pursuant to which they agree to (i) waive their redemption rights with respect to any shares held by them in connection with the completion of the initial Business Combination; (ii) waive their redemption rights with respect to any shares held by them in connection with a shareholder vote to approve an amendment to the amended and restated memorandum and articles of association (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Public Shares if the Company has not consummated an initial Business Combination within the Completion Window or (B) with respect to any other material provision relating to the rights of holders of Class A ordinary shares; (iii) waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares (as defined in Note 6) and Private Placement Shares if the Company fails to complete an initial Business Combination within the Completion Window, although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if the Company fails to complete an initial Business Combination within the prescribed time frame and to liquidating distributions from assets outside the Trust Account; and (iv) vote any Founder Shares and Private Placement Shares held by them and any Public Shares purchased during or after the Initial Public Offering (including in open market and privately negotiated transactions, aside from shares they may purchase in compliance with the requirements of Rule 14e-5 under the Exchange Act, which would not be voted in favor of approving the Business Combination transaction) in favor of the initial Business Combination.

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

PALOMA ACQUISITION CORP I

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the condensed statements of operations as net income or loss. The measure of segment assets is reported on the condensed balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics included in net loss and total assets, which include the following:

	June 30, 2026	December 31, 2025
Cash	$1,126,887	—
Marketable securities held in Trust Account	$166,594,389	—

	For the Three	For the Six
	Months Ended	Months Ended
	June 30, 2026	June 30, 2026
General and administrative expense	$260,018	$486,006
Interest earned on marketable securities held in Trust Account	$1,460,895	$2,094,389

The CODM reviews interest earned on the Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the trust agreement.

General and administrative expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a Business Combination or similar transaction within the Business Combination period. The CODM also reviews general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative costs, as reported on the condensed statements of operations, are the significant segment expenses provided to the CODM on a regular basis.

All other segment items included in net income or loss are reported on the condensed statements of operations and described within their respective disclosures.

NOTE 6. RELATED PARTY TRANSACTIONS

Founder Shares

On November 6, 2025, the Company issued an aggregate of 4,312,500 Class B ordinary shares, $0.0001 par value (the “Founder Shares”), in exchange for a $25,000 payment (approximately $0.006 per share) from the Sponsor to cover certain expenses on behalf of the Company. Up to 562,500 of the Founder Shares were subject to complete or partial forfeiture by the Sponsor for no consideration depending on the extent to which the underwriters’ over-allotment option is exercised. On February 25, 2026, the over-allotment option was partially exercised, and 362,500 Founder Shares were no longer subject to forfeiture. On April 4, 2026, the remaining 200,000 Founder Shares were surrendered pursuant to the expiration of the underwriters’ over-allotment option for no consideration. As of June 30, 2026, there were no longer Founder Shares subject to forfeiture.

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

PALOMA ACQUISITION CORP I

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

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

Consulting Agreement

On April 15, 2026, the Sponsor entered into a Consulting Agreement with Peter Preston, the Company’s Chief Financial Officer, pursuant to which Mr. Preston will provide chief financial officer services to the Company on behalf of the Sponsor through February 18, 2028. The Company is not a party to the agreement. Pursuant to the Consulting Agreement, Mr. Preston is entitled to receive a one-time signing bonus of $19,230.77 and a fixed monthly payment of $8,333.33 (representing an annualized amount of $100,000). As the services being provided benefit the Company, the Company will recognize all fee related to this agreement as an expense. The Sponsor has made a portion of these payments through the revenue share referral fee that the Sponsor receives from Efficiency, and the Sponsor will not seek reimbursement from the Company for amounts paid under this agreement. For the three and six months ended June 30, 2026, the Company recorded $44,231 in expenses to operating and formation costs on the accompanying unaudited condensed statements of operations and also recorded $44,231 as a capital contribution as reflected on the accompanying unaudited condensed statements of shareholders’ equity.

Administrative Services Agreement

Commencing on February 18, 2026, the Company agreed to reimburse the managing member of the Sponsor in an amount equal to $10,000 per month for office space, secretarial and administrative support. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three and six months ended June 30, 2026, the Company incurred $30,000 and $43,214 of administrative services fees, respectively, with $33,214 included in accrued expenses in the accompanying condensed balance sheets as of June 30, 2026.

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

Related Party Loans

In addition, in order to finance transaction costs in connection with its initial Business Combination, the Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes its initial Business Combination, the Company would repay the Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. If the Sponsor makes any Working Capital Loans, such loans may be convertible into private placement-equivalent units of the post-Business Combination entity at a price of $10.00 per unit (“Working Capital Units”), with each unit comprised of one Class A ordinary shares and one-half of one

PALOMA ACQUISITION CORP I

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

warrant to purchase one Class A ordinary share at an exercise price of $11.50 per share. As of June 30, 2026 and December 31, 2025, the Company had no borrowings under the Working Capital Loans.

Transfer Agency and Trustee Services Agreement

The Transfer Agency and Trustee Services Agreement with Efficiency (“TATSA”), dated as of December 3, 2025, states that Efficiency may receive a fee from the designated asset manager that manages the Trust Account. The TATSA further provides that Efficiency would share some or all of such fee with the Sponsor. Efficiency would make a monthly payment to the Sponsor out of such fee in an amount up to approximately $10,000 per month (“referral fee”). The referral fees received from Efficiency do not reduce the principal or interest held in the Trust Account. For the three and six months ended June 30, 2026, the Company received $14,802.32 in payments on behalf of the Sponsor, with which the entire amount was recorded to Due to Sponsor in the accompanying condensed balance sheets as of June 30, 2026.

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

PALOMA ACQUISITION CORP I

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

NOTE 8. SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 200,000,000 Class A ordinary shares at par value of $0.0001 per share. As of June 30, 2026, there were 529,000 Class A ordinary shares issued and outstanding, excluding 16,450,000 shares subject to possible redemption. At December 31, 2025, there were no Class A ordinary shares issued or outstanding.

Class B Ordinary Shares — The Company is authorized to issue a total of 20,000,000 Class B ordinary shares at par value of $0.0001 per share. On November 6, 2025, the Company issued 4,312,500 Class B ordinary shares to the Sponsor for $25,000, or approximately $0.006 per share, of which an aggregate of up to 562,500 shares were subject to forfeiture depending on the extent to which the underwriters’ over-allotment option is exercised within the 45-day period following the closing of the Initial Public Offering, so that the initial shareholders will collectively own 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering. On February 25, 2026, the over-allotment option was partially exercised, and 362,500 Founder Shares were no longer subject to forfeiture. On April 4, 2026, the remaining 200,000 Founder Shares were surrendered pursuant to the expiration of the underwriters’ over-allotment option for no consideration. As of June 30, 2026 and December 31, 2025, there were 4,112,500 and 4,312,500 Class B ordinary shares issued and outstanding, respectively.

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

Except as set forth herein, holders of record of the Company’s Class A ordinary shares and Class B ordinary shares are entitled to one vote for each share held on all matters to be voted on by shareholders. Unless specified in the amended and restated memorandum and articles of association or as required by the Companies Act or stock exchange rules, an ordinary resolution under Cayman Islands law and the amended and restated memorandum and articles of association, which requires the affirmative vote of at least a majority of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the Company is generally required to approve any matter voted on by the Company’s shareholders. Approval of certain actions requires a special resolution under Cayman Islands law, which (except as specified below) requires the affirmative vote of a majority of not less than two-thirds of the holders of the issued shares as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of which notice specifying the intention to propose the resolution as a special resolution has been duly given and where a poll is taken, regard shall be had in computing a majority to the number of votes to which each holder is entitled, and pursuant to the Company’s amended and restated memorandum and articles of association, such actions include amending the amended and restated memorandum and articles of association and approving a statutory merger or consolidation with another company. There is no cumulative voting with respect to the appointment of directors, meaning, following the Company’s initial Business Combination, the holders of more than 50% of the ordinary shares voted for the appointment of directors can elect all of the directors. Prior to the consummation of the initial Business Combination, only holders of the Class B ordinary shares will (i) have the right to vote on the appointment and removal of directors and (ii) be entitled to vote on continuing the Company in a jurisdiction outside the Cayman Islands (including any special resolution required to amend the constitutional documents or to adopt new

PALOMA ACQUISITION CORP I

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

constitutional documents, in each case, as a result of approving a transfer by way of continuation in a jurisdiction outside the Cayman Islands). Holders of the Class A ordinary shares will not be entitled to vote on these matters during such time. These provisions of the amended and restated memorandum and articles of association may only be amended if approved by a special resolution passed by the affirmative vote passed by holders representing a majority of not less than two-thirds of such holders of issued and outstanding Class B ordinary shares as, being entitled to do so, vote in person or by proxy (where allowed) at a general meeting of the Company of which notice specifying the intention to propose the resolution as a special resolution has been duly given and where a poll is taken regard shall be had in computing a majority to the number of votes to which each holder is entitled.

Warrants — As of June 30, 2026, there were 8,225,000 Public Warrants and 264,500 Private Placement Warrants. There were no warrants outstanding at December 31, 2025. Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed herein. The Public Warrants cannot be exercised until 30 days after the completion of the initial Business Combination, and will expire at 5:00 p.m., New York City time, five years after the completion of the initial Business Combination or earlier upon redemption or liquidation. The Private Placement Warrants are identical to the Public Warrants, subject to certain limited exceptions.

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

If the holders exercise their Public Warrants on a cashless basis, they would pay the warrant exercise price by surrendering the Public Warrants for that number of Class A ordinary shares equal to the quotient obtained by dividing (x) the product of the number of Class A ordinary shares underlying the Public Warrants, multiplied by the excess of the “fair market value” of the Class A ordinary shares over the exercise price of the Public Warrants by (y) the fair market value. The “fair market value” is the average reported closing price of the Class A ordinary shares for the 10 trading days ending on the third trading day prior to the date on which the notice of exercise is received by the warrant agent or on which the notice of redemption is sent to the holders of Public Warrants, as applicable.

PALOMA ACQUISITION CORP I

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

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

The over-allotment option was accounted for as a liability in accordance with FASB ASC Topic 815-40 and was presented within liabilities on the condensed balance sheets. The over-allotment option liability is measured at fair value at inception and on a recurring basis, with changes in fair value presented within change on over-allotment option liability in the condensed statements of operations.

At IPO, the fair value of the over-allotment option liability is $140,400. The Company used a Black-Scholes model to value the over-allotment option. The over-allotment option liability was classified within Level 3 of the fair value hierarchy at the measurement dates due to the use of unobservable inputs inherent in pricing models are assumptions related to expected share-price volatility, expected life and risk-free interest rate. The Company estimates the volatility of its ordinary shares based on historical volatility that matches the expected remaining life of the option. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date

PALOMA ACQUISITION CORP I

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

for a maturity similar to the expected remaining life of the option. The expected life of the option is assumed to be equivalent to their remaining contractual term. As of February 25, 2026, due to the partial exercise of the over-allotment the Company has reflected a liability for $50,000 for the remaining over-allotment. On April 4, 2026, the over - allotment option liability was extinguished upon the expiration of the underwriters’ over - allotment option for no consideration.

The key inputs into the Black-Scholes model were as follows at initial measurement of the over-allotment option for February 20, 2026:

Volatility	2.51%
Expected term (years)	0.12
Risk-free rate	3.73%
Exercise price	$10.00
Fair value of over-allotment unit	$0.06

The following table presents the changes in the fair value of Level 3 over-allotment option liability as of June 30, 2026:

Fair value as of January 1, 2026	$—
Initial Fair Value at February 20, 2026	140,400
Partial exercise of over-allotment option on February 25, 2026	(90,600)
Change in fair value	200
Fair value as of June 30, 2026	50,000
Change in fair value due to the expiration of the underwriters’ over-allotment option on April 4, 2026	(50,000)
Fair value as of June 30, 2026	$—

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

February 20,
2026
and
February 25, 2026
Underlying stock price	$9.84
Exercise price	$11.50
Volatility	3.50%
Probability of de-SPAC and market adjustment	30.0%
Risk-free rate	3.81%
Warrant term (years)	7.00

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of June 30, 2026 and December 31, 2025 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2026	December 31, 2025
Assets:
Marketable securities held in Trust Account – U.S. Treasury Securities Money Market Fund	1	$166,594,389	$—

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the condensed balance sheets date, up to the date the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from August 19, 2025 (inception) through June 30, 2026 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2026, we had a net income of $1,250,877, which consists of interest income on marketable securities held in the Trust Account of $1,460,895 and change on overallotment liability of $50,000, partially offset by operating costs of $260,018.

For the six months ended June 30, 2026, we had a net income of $207,058, which consists of interest income on marketable securities held in the Trust Account of $2,094,389 and change on overallotment liability of $49,800, partially offset by operating costs of $486,006 and stock based compensation expense of $1,451,125.

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

For the six months ended June 30, 2026, cash used in operating activities was $498,610. Net income of $207,058 was affected by operating costs applied to prepaid contributed by sponsor through promissory note of $479, payment of operation costs through promissory note of $13,347, stock based compensation expense of $1,451,125, change in fair value of overallotment liability of $49,800 and interest earned on marketable securities held in the Trust Account of $2,094,389. Changes in operating assets and liabilities used $26,430 of cash for operating activities.

As of June 30, 2026, we had marketable securities held in the Trust Account of $166,594,389 (including approximately $2,094,389 of interest income) consisting of U.S. Treasury Bills in a money market fund with a maturity of 185 days or less. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2026, we had cash of $1,126,887. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Estimates and Policies

We have identified the following as our critical accounting estimates and policies. See our unaudited condensed financial statements and notes thereto included elsewhere in this Report for additional information regarding these critical accounting estimates and policies, and other significant accounting policies.

Use of Estimates

The preparation of the condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. These accounting estimates require the use of assumptions about matters, some of which are highly uncertain at the time of estimation. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments, and we evaluate these estimates on an ongoing basis. To the extent actual experience differs from the assumptions used, our condensed financial statements and notes thereto included elsewhere in this Report could be materially affected. We believe that the following accounting policies involve a higher degree of judgment and complexity. Using valuations, the Company estimated the fair value of the Over-allotment Option and the Public Warrants as of the Initial Public Offering. Other than the estimate values of the Over-allotment Option and the Public Warrants, we did not have any other critical accounting estimates as of June 30, 2026.

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

Net Income Per Ordinary Share

We apply the two-class method in calculating earnings per share. Net income per ordinary share, basic and diluted for Class A redeemable ordinary shares is calculated by dividing the interest income earned on the Trust Account by the weighted average number of Class A redeemable ordinary shares outstanding since original issuance. Net income per ordinary share, basic and diluted for Class A and Class B non-redeemable ordinary shares is calculated by dividing the net income, less income attributable to Class A redeemable ordinary shares, by the weighted average number of Class A and Class B non-redeemable ordinary shares outstanding for the periods presented.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2026, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2026 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Simultaneous with the consummation of the Initial Public Offering, the Company consummated the sale of 500,000 Private Placement Units at a price of $10.00 per Private Unit, generating total proceeds of $5,000,000. The issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. The Private Placement Warrants underlying the Private Placement Units are identical to the warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants are not transferable, assignable or salable until after the completion of a Business Combination, subject to certain limited exceptions.

On February 23, 2026, the underwriters notified us of their partial exercise of the over-allotment option and, on February 25, 2026, purchased 1,450,000 additional Units at $10.00 per Unit, generating gross proceeds of $14,500,000. Simultaneously with the closing of the over-allotment option, we consummated the private placement of 29,000 additional Private Placement Units to the Sponsor and the underwriters at a price of $10.00 per unit, generating gross proceeds of $290,000. After giving effect to the partial exercise of the over-allotment option, an aggregate of 16,450,000 Units was issued in the Initial Public Offering and the over-allotment at an aggregate offering price of $164,500,000.

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

PALOMA ACQUISITION CORP I

Date: August 13, 2026	By:	/s/ Anna Staples
	Name:	Anna Staples
	Title:	Director and Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2026	By:	/s/ Peter Preston
	Name:	Peter Preston
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)