Form 10-Q
period 2026-09-30
PALOMA ACQUISITION CORP I
filed 2026-11-13
CIK 2101562

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2026

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

(Registrant’s telephone number, including area code)

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

As of November 13, 2026, there were 16,979,000 Class A ordinary shares, $0.0001 par value and 4,112,500 Class B ordinary shares, $0.0001 par value, issued and outstanding.

PALOMA ACQUISITION CORP I

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2026

Page
Part I. Financial Information
Item 1. Interim Financial Statements
Condensed Balance Sheets as of September 30, 2026 (Unaudited) and December 31, 2025	1
Condensed Statements of Operations for the Three and Nine Months Ended September 30, 2026 and for the Period from August 19, 2025 (Inception) through September 30, 2025 (Unaudited)	2
Condensed Statements of Changes in Shareholders’ Deficit for the Three and Nine Months Ended September 30, 2026 and for the Period from August 19, 2025 (Inception) through September 30, 2025 (Unaudited)	3
Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2026 and for the Period from August 19, 2025 (Inception) through September 30, 2025 (Unaudited)	5
Notes to Condensed Financial Statements (Unaudited)	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item 3. Quantitative and Qualitative Disclosures About Market Risk	27
Item 4. Controls and Procedures	27
Part II. Other Information	27
Item 1. Legal Proceedings	27
Item 1A. Risk Factors	27
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	27
Item 3. Defaults Upon Senior Securities	28
Item 4. Mine Safety Disclosures	28
Item 5. Other Information	28
Item 6. Exhibits	28
Signatures	29

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

PALOMA ACQUISITION CORP I

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2026	2025
	(Unaudited)
ASSETS:
Current Assets
Cash	$1,007,718	$—
Due from Sponsor	1,095	—
Prepaid expenses	24,298	19,229
Prepaid insurance	90,781	—
Total Current Assets	1,123,892	19,229
Deferred offering costs	—	157,363
Long-term prepaid insurance	34,572	—
Marketable securities held in Trust Account	168,113,386	—
TOTAL ASSETS	$169,271,850	$176,592

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT:
Current Liabilities
Accounts payable and accrued expenses	$134,247	$30,480
Accrued offering costs	75,000	130,988
Promissory note — related party	—	49,267
Total Current Liabilities	209,247	210,735
Deferred legal fees	250,000	—
Deferred underwriting fee payable	6,580,000	—
TOTAL LIABILITIES	7,039,247	210,735

Commitments and Contingencies (Note 7)
Class A ordinary shares subject to possible redemption, 16,450,000 shares and 0 shares at a redemption value of $10.22 and $0 per share as of September 30, 2026 and December 31, 2025, respectively	168,113,386	—

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of September 30, 2026 and December 31, 2025	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 529,000 shares and 0 shares issued and outstanding (excluding 16,450,000 shares and 0 shares subject to possible redemption) as of September 30, 2026 and December 31, 2025, respectively	53	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 4,112,500 and 4,312,500 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively⁽¹⁾	411	431
Additional paid-in capital	—	24,569
Accumulated deficit	(5,881,247)	(59,143)
Total Shareholders’ Deficit	(5,880,783)	(34,143)
TOTAL LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT	$169,271,850	$176,592
(1)	As of December 31, 2025, included up to 562,500 Class B ordinary shares, $0.0001 par value, subject to forfeiture to the extent that the over-allotment option was not exercised in full or in part by the underwriters (see Note 6). On February 25, 2026, the underwriters partially exercised the over - allotment option and purchased an additional 1,450,000 Units, generating gross proceeds of $14,500,000 (see Note 1); as a result, 362,500 Class B ordinary shares were no longer subject to forfeiture. On April 4, 2026, the remaining 200,000 Class B ordinary shares were surrendered for no consideration upon the expiration of the underwriters’ over-allotment option. As of September 30, 2026, no Class B ordinary shares were subject to forfeiture.

The accompanying notes are an integral part of these unaudited condensed financial statements.

PALOMA ACQUISITION CORP I

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

			For the Period from
	For the	For the	August 19, 2025
	Three Months Ended	Nine Months Ended	(Inception) through
	September 30, 2026	September 30, 2026	September 30, 2025
General and administrative expense	$376,846	$862,852	$7,951
Compensation expense	—	1,451,125	—
Loss from operations	(376,846)	(2,313,977)	(7,951)

Other income (expense):
Change on over-allotment liability	—	49,800	—
Interest earned on marketable securities held in Trust Account	1,518,997	3,613,386	—
Total other income, net	1,518,997	3,663,186	—

Net income (loss)	$1,142,151	$1,349,209	$(7,951)

Basic and diluted weighted average shares outstanding, Class A ordinary shares	16,979,000	13,842,205	—

Basic and diluted net income per share, Class A ordinary shares	$0.05	$0.08	$—

Basic weighted average shares outstanding, Class B ordinary shares	4,112,500	4,039,469	—

Basic net income per share, Class B ordinary shares	$0.05	$0.08	$—

Weighted average shares outstanding, Class B ordinary shares	4,112,500	4,112,500	—

Diluted net income per share, Class B ordinary shares	$0.05	$0.08	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

PALOMA ACQUISITION CORP I

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026

(UNAUDITED)

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares(1)	Amount	Capital	Deficit	Deficit
Balance — January 1, 2026	—	$—	4,312,500	$431	$24,569	$(59,143)	$(34,143)

Sale of 529,000 Private Placement Units	529,000	53	—	—	5,289,947	—	5,290,000

Fair value of Public Warrants at issuance	—	—	—	—	2,632,000	—	2,632,000

Allocated value of transaction costs to public warrants	—	—	—	—	(192,355)	—	(192,355)

Share-based compensation to director nominees	—	—	—	—	1,451,125	—	1,451,125

Change on over-allotment liability	—	—	—	—	200	—	200

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	(9,205,486)	(4,260,672)	(13,466,158)

Net loss	—	—	—	—	—	(1,043,819)	(1,043,819)

Balance – March 31, 2026 (unaudited)	529,000	53	4,312,500	431	—	(5,363,634)	(5,363,150)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	(44,251)	(1,416,644)	(1,460,895)

Forfeiture of Founder Shares	—	—	(200,000)	(20)	20	—	—

Capital contribution	—	—	—	—	44,231	—	44,231

Net income	—	—	—	—	—	1,250,877	1,250,877

Balance – June 30, 2026 (unaudited)	529,000	53	4,112,500	411	—	(5,529,401)	(5,528,937)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	(25,000)	(1,493,997)	(1,518,997)

Capital contribution	—	—	—	—	25,000	—	25,000

Net income	—	—	—	—	—	1,142,151	1,142,151

Balance – September 30, 2026 (unaudited)	529,000	$53	4,112,500	$411	$—	$(5,881,247)	$(5,880,783)
(1)	As of December 31, 2025, included up to 562,500 Class B ordinary shares, $0.0001 par value, subject to forfeiture to the extent that the over-allotment option was not exercised in full or in part by the underwriters (see Note 6). On February 25, 2026, the underwriters partially exercised the over - allotment option and purchased an additional 1,450,000 Units, generating gross proceeds of $14,500,000 (see Note 1); as a result, 362,500 Class B ordinary shares were no longer subject to forfeiture. As of March 31, 2026, 200,000 Class B ordinary shares remained subject to forfeiture. On April 4, 2026, the remaining 200,000 Class B ordinary shares were surrendered for no consideration upon the expiration of the underwriters’ over-allotment option. As of September 30, 2026, no Class B ordinary shares were subject to forfeiture.

The accompanying notes are an integral part of these unaudited condensed financial statements.

PALOMA ACQUISITION CORP I

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE PERIOD FROM AUGUST 19, 2025 (INCEPTION) THROUGH SEPTEMBER 30, 2025

(UNAUDITED)

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — August 19, 2025 (inception)	—	$—	—	$—	$—	$—	$—

Net loss	—	—	—	—	—	(7,951)	(7,951)

Balance – September 30, 2025 (unaudited)	—	$—	—	$—	$—	$(7,951)	$(7,951)

The accompanying notes are an integral part of these unaudited condensed financial statements.

PALOMA ACQUISITION CORP I

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2026 AND FOR THE PERIOD FROM AUGUST 19, 2025

(INCEPTION) THROUGH SEPTEMBER 30, 2025

(UNAUDITED)

		For the Period from
	For the	August 19, 2025
	Nine Months Ended	(Inception) through
	September 30, 2026	September 30, 2025
Cash Flows from Operating Activities:
Net income (loss)	$1,349,209	$(7,951)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Operating costs applied to prepaid contributed by Sponsor through promissory note	479	—
Payment of operation costs through promissory note	13,347	2,180
Interest earned on marketable securities held in Trust Account	(3,613,386)	—
Compensation expense	1,451,125	—
Change on over-allotment liability	(49,800)	—
Changes in operating assets and liabilities:
Prepaid expenses	(111,853)	—
Due from Sponsor	(1,095)	—
Long-term prepaid insurance	(34,572)	—
Deferred legal fees	250,000	—
Accounts payable and accrued expenses	103,767	5,771
Net cash used in operating activities	(642,779)	—

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(164,500,000)	—
Net cash used in investing activities	(164,500,000)	—

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	161,210,000	—
Proceeds from sale of Private Placement Units	5,290,000	—
Capital contribution	69,231	—
Repayment of promissory note - related party	(116,814)	—
Payment of offering costs	(301,920)	—
Net cash provided by financing activities	166,150,497	—

Net Change in Cash	1,007,718	—
Cash - beginning of period	—	—
Cash - end of period	$1,007,718	$—

Noncash investing and financing activities:
Offering costs included in accrued offering costs	$75,000	$6,400
Deferred offering costs paid through promissory note - related party	$57,408	$—
Prepaid services contributed by Sponsor through promissory note - related party	$355	$—
Deferred underwriting fee payable	$6,580,000	$—
Offering costs paid via prepayment	$12,316	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

PALOMA ACQUISITION CORP I

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(Unaudited)

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Paloma Acquisition Corp I (the “Company”) is a blank check company incorporated as a Cayman Islands exempted company on August 19, 2025. The Company was incorporated for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company expects to focus on a target in industries that complement the management team’s background, and to capitalize on the ability of the management team to identify and acquire a business.

As of September 30, 2026, the Company had not commenced any operations. All activity for the period from August 19, 2025 (inception) through September 30, 2026 relates to the Company’s formation, the Initial Public Offering (as defined below) and, since the Initial Public Offering, the search for a target business for a Business Combination. The Company will not generate any operating revenue until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on the proceeds derived from the Initial Public Offering (as defined below). The Company has selected December 31 as its fiscal year end.

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

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of an aggregate of 500,000 private placement units (the “Private Placement Units”) to the Sponsor and underwriters, at a price of $10.00 per unit, generating gross proceeds of $5,000,000 in a private placement. Each Unit consists of one Class A ordinary share (the “Private Placement Shares”) and one-half of one redeemable warrant (the “Private Placement Warrants”). Of those 500,000 Private Placement Units, the Sponsor purchased 350,000 Private Placement Units and underwriters purchased 150,000 Private Placement Units. Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share. The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Units, although substantially all of the net proceeds are intended to be generally applied toward consummating a Business Combination (less deferred underwriting commissions). On February 25, 2026, the Company consummated the sale of an aggregate of 29,000 Private Placement Units to the Sponsor and underwriters in connection with a partial exercise of the over-allotment, at a price of $10.00 per unit, generating gross proceeds of $290,000 in a private placement. Of those 29,000 Private Placement Units, the Sponsor purchased 14,500 Private Placement Units and underwriters purchased 14,500 Private Placement Units.

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

PALOMA ACQUISITION CORP I

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(Unaudited)

Upon the closing of the Initial Public Offering on February 20, 2026 and the closing of the partial over-allotment exercise on February 25, 2026, an amount of $150,000,000 and $14,500,000 ($10.00 per Unit), respectively, from the net proceeds of the sale of the Public Units, and a portion of the proceeds of the sale of the Private Placement Units, are held in a trust account (the “Trust Account”) located in the United States, with Efficiency, Inc. (“Efficiency”) acting as trustee, and initially to be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations; the holding of these assets in this form is intended to be temporary and for the sole purpose of facilitating the intended Business Combination. To mitigate the risk that the Company might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that the Company holds investments in the Trust Account, the Company may, at any time (based on the management team’s ongoing assessment of all factors related to the Company’s potential status under the Investment Company Act), instruct the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest bearing demand deposit account at a bank. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes, if any, the proceeds from the Initial Public Offering and the sale of the Private Placement Units will not be released from the Trust Account until the earliest of (i) the completion of the Company’s initial Business Combination, (ii) the redemption of the Company’s public shares if the Company is unable to complete the initial Business Combination within 24 months from the closing of the Initial Public Offering or by such earlier liquidation date as the Company’s board of directors may approve (the “Completion Window”), subject to applicable law, or (iii) the redemption of the Company’s public shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Company’s public shares if the Company has not consummated an initial Business Combination within the Completion Window or (B) with respect to any other material provision relating to the rights of holders of Class A ordinary shares. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public shareholders.

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

PALOMA ACQUISITION CORP I

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(Unaudited)

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

The Company’s Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or Business Combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable (other than excise or similar taxes), provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). However, the Company has not asked the Sponsor to reserve for such indemnification obligations, nor has the Company independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations, and the Company believes that the Sponsor’s only assets are securities of the Company. Therefore, the Company cannot assure that the Sponsor would be able to satisfy those obligations.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on February 19, 2026, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on March 2, 2026. The interim results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

Liquidity and Capital Resources

The Company’s liquidity needs up to February 20, 2026 had been satisfied through a payment of $25,000 from the Sponsor to cover certain expenses on behalf of the Company in exchange for the issuance of the Founder Shares and the loan under an unsecured promissory note from the Sponsor of up to $250,000 (see Note 6). As of September 30, 2026, the Company had $1,007,718 cash and working capital of $914,645.

PALOMA ACQUISITION CORP I

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(Unaudited)

In order to finance transaction costs in connection with the initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes the initial Business Combination, the Company will repay such loaned amounts. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, including the repayment of loans from the Sponsor to pay for any amount deposited to pay for any extension of the time to complete the initial Business Combination, but no proceeds from the Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into Private Placement Units of the post Business Combination entity, at a price of $10.00 per unit at the option of the lender. The units would be identical to the Private Placement Units. The terms of such loans by the Company’s officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. As of September 30, 2026 and December 31, 2025, no such Working Capital Loans were outstanding.

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

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

PALOMA ACQUISITION CORP I

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(Unaudited)

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $1,007,718 and $0 in cash and no cash equivalents as of September 30, 2026 and December 31, 2025, respectively.

Marketable Securities Held in Trust Account

As of September 30, 2026, substantially all the assets held in the Trust Account were invested in the JPMorgan 100% U.S. Treasury Securities Money Market Fund, a money market fund meeting certain conditions under Rule 2a - 7 under the Investment Company Act which invests only in direct U.S. government treasury obligations. All of the Company’s investments held in the Trust Account are presented on the accompanying condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the condensed balance sheets, primarily due to their short-term nature, other than the marketable securities held in the Trust Account, which are measured at fair value on a recurring basis (see Note 9). The Public Warrants and Private Placement Warrants are classified within shareholders’ deficit and are not remeasured at fair value after issuance. The over - allotment option liability was measured at fair value on a recurring basis until it was extinguished upon the expiration of the underwriters’ over - allotment option on April 4, 2026; accordingly, the Company had no derivative liabilities as of September 30, 2026.

PALOMA ACQUISITION CORP I

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(Unaudited)

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with FASB ASC Topic 815, “Derivatives and Hedging.” For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the condensed statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the condensed balance sheets as current or non-current based on whether or not net cash settlement or conversion of the instrument could be required within 12 months of the condensed balance sheets date. The underwriters’ over-allotment option was deemed to be a freestanding financial instrument indexed on the shares subject to redemption and was accounted for as a liability pursuant to FASB ASC Topic 480 since the underwriters’ over-allotment option was not exercised in full at the time of the Initial Public Offering. The over - allotment option liability was extinguished upon the expiration of the underwriters’ over - allotment option on April 4, 2026.

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

FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2026 and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

PALOMA ACQUISITION CORP I

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(Unaudited)

Class A Ordinary Shares Subject to Possible Redemption

The public shares contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with FASB ASC Topic 480-10-S99, the Company classifies public shares subject to possible redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of September 30, 2026 and December 31, 2025, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets. At December 31, 2025, there were no Class A ordinary shares subject to possible redemption presented. As of September 30, 2026, the Class A ordinary shares subject to possible redemption reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$164,500,000
Less:
Proceeds allocated to Public Warrants	(2,632,000)
Proceeds allocated to over-allotment option liability	(50,000)
Allocated issuance costs	(10,150,664)
Plus:
Accretion of carrying value to redemption value	13,466,158
Class A ordinary shares subject to possible redemption, March 31, 2026	165,133,494
Plus:
Accretion of carrying value to redemption value	1,460,895
Class A ordinary shares subject to possible redemption, June 30, 2026	166,594,389
Plus:
Accretion of carrying value to redemption value	1,518,997
Class A ordinary shares subject to possible redemption, September 30, 2026	$168,113,386

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

Net Income per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of ordinary shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of ordinary shares based on the weighted average number of ordinary shares of each class outstanding for the period. Net income per ordinary share is computed by dividing net income by the weighted average number of ordinary shares outstanding for the period. Accretion associated with the redeemable Class A ordinary shares is excluded from net income per ordinary share as the redemption value approximates fair value.

PALOMA ACQUISITION CORP I

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(Unaudited)

The calculation of diluted net income per share does not consider the effect of the Public Warrants and the Private Placement Warrants in the calculation of diluted income per share, because in the calculation of diluted income per share, their exercise is contingent upon future events. As a result, diluted net income per share is the same as basic net income per share for the three months ended September 30, 2026. For the nine months ended September 30, 2026, the diluted weighted average Class B ordinary shares (4,112,500) differ from the basic weighted average Class B ordinary shares (4,039,469) because the 362,500 Class B ordinary shares that were subject to forfeiture until the partial exercise of the over - allotment option on February 25, 2026 are excluded from the basic weighted average shares prior to that date but are included in the diluted weighted average shares from the beginning of the period. As a result, net income is allocated between the Class A and Class B ordinary shares on a different basis for basic and diluted net income per share; however, basic and diluted net income per share for each class was $0.08 for the nine months ended September 30, 2026. No ordinary shares were issued or outstanding during the period from August 19, 2025 (inception) through September 30, 2025, as the Founder Shares were issued on November 6, 2025; accordingly, no weighted average ordinary shares or net loss per ordinary share are presented for that period.

The following table reflects the calculation of basic and diluted net income per ordinary share:

	For the Three Months
	Ended September 30, 2026
	Class A	Class B
Basic and diluted net income per ordinary share:
Numerator:
Allocation of net income	$919,450	$222,701
Denominator:
Basic and diluted weighted average ordinary shares outstanding	16,979,000	4,112,500
Basic and diluted net income per ordinary share	$0.05	$0.05

	For the Nine Months
	Ended September 30, 2026
	Class A	Class B
Basic net income per ordinary share:
Numerator:
Allocation of net income	$1,044,423	$304,786
Denominator:
Basic weighted average ordinary shares outstanding	13,842,205	4,039,469
Basic net income per ordinary share	$0.08	$0.08

	For the Nine Months
	Ended September 30, 2026
	Class A	Class B
Diluted net income per ordinary share:
Numerator:
Allocation of net income	$1,040,175	$309,034
Denominator:
Diluted weighted average ordinary shares outstanding	13,842,205	4,112,500
Diluted net income per ordinary share	$0.08	$0.08

Recent Accounting Standards

In November 2024, the FASB issued Accounting Standards Update (“ASU”) 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses” (“ASU 2024-03”), which requires disclosure, in the notes to the financial statements, of specified information about certain costs and expenses included in the expense captions presented on the face of the income statement. ASU 2024-03, as clarified by ASU 2025-01, is effective for public business entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of ASU 2024-03 on its financial statement disclosures.

PALOMA ACQUISITION CORP I

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(Unaudited)

In December 2025, the FASB issued ASU 2025-11, “Interim Reporting (Topic 270): Narrow-Scope Improvements” (“ASU 2025-11”), which clarifies interim disclosure requirements and the applicability of Topic 270. ASU 2025-11 is effective for public business entities for interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of ASU 2025-11 on its unaudited condensed financial statements and related disclosures.

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

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor and underwriters purchased an aggregate of 500,000 Private Placement Units at a price of $10.00 per Private Placement Unit, or $5,000,000 in the aggregate in a private placement. Each Private Placement Unit consists of one Class A ordinary share (each, a “Private Placement Share”) and one-half of one redeemable warrant (each, a “Private Placement Warrant”). Each whole Private Placement Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share. Of the 500,000 Private Placement Units, the Sponsor purchased an aggregate of 350,000 Private Placement Units, at a price of $10.00 per unit, for an aggregate purchase price of $3,500,000 and the underwriters purchased an aggregate of 150,000 Private Placement Units, at a price of $10.00 per unit, for an aggregate purchase price of $1,500,000. On February 25, 2026, the Company consummated the sale of an aggregate of 29,000 Private Placement Units to the Sponsor and underwriters in connection with a partial exercise of the over-allotment, at a price of $10.00 per unit, generating gross proceeds of $290,000 in a private placement. Of those 29,000 Private Placement Units, the Sponsor purchased 14,500 Private Placement Units and underwriters purchased 14,500 Private Placement Units.

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

PALOMA ACQUISITION CORP I

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(Unaudited)

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

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the condensed statements of operations as net income or loss. The measure of segment assets is reported on the condensed balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics included in net income (loss) and total assets, which include the following:

	September 30, 2026	December 31, 2025
Cash	$1,007,718	$—
Marketable securities held in Trust Account	$168,113,386	$—

		For the Period from		For the Period from
	For the Three	August 19, 2025	For the Nine	August 19, 2025
	Months Ended	(Inception) through	Months Ended	(Inception) through
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
General and administrative expense	$376,846	$7,951	$862,852	$7,951
Interest earned on marketable securities held in Trust Account	$1,518,997	$—	$3,613,386	$—

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

NOTE 6. RELATED PARTY TRANSACTIONS

Founder Shares

On November 6, 2025, the Company issued an aggregate of 4,312,500 Class B ordinary shares, $0.0001 par value (the “Founder Shares”), in exchange for a $25,000 payment (approximately $0.006 per share) from the Sponsor to cover certain expenses on behalf of the Company. Up to 562,500 of the Founder Shares were subject to complete or partial forfeiture by the Sponsor for no consideration depending on the extent to which the underwriters’ over-allotment option is exercised. On February 25, 2026, the over-allotment option was partially exercised, and 362,500 Founder Shares were no longer subject to forfeiture. On April 4, 2026, the remaining 200,000 Founder Shares were surrendered pursuant to the expiration of the underwriters’ over-allotment option for no consideration. As of September 30, 2026, there were no longer Founder Shares subject to forfeiture.

PALOMA ACQUISITION CORP I

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(Unaudited)

On February 7, 2026, the Sponsor transferred an aggregate of 587,500 Founder Shares to the independent directors and officers of the Company. The Founder Shares granted to the independent directors and officers are in the scope of FASB ASC Topic 718. Under FASB ASC Topic 718, share-based compensation associated with equity-classified awards is measured at fair value on the assignment date. The Founder Shares have an aggregate fair value of $1,451,125 or $2.47 per share. The Company recognized stock-based compensation expense of $1,451,125 on February 7, 2026. The Company established the fair value of Founder Shares using Monte Carlo Simulation Model prepared by a third party valuation firm, which takes into consideration the following market assumptions: (i) implied share price of $9.86, and (ii) probability of de-SPAC and instrument-specific market adjustment of 25.0%. For a presentation of the beneficial ownership of all Founder Shares and private placement units held by the Sponsor and each officer and director, and for additional information regarding related-party transactions involving the Sponsor, see “Principal Shareholders” and “Certain Relationships and Related Party Transactions” in the prospectus filed with the Securities and Exchange Commission on February 19, 2026 pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended (File No. 333-293083).

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

Consulting Agreement

On April 15, 2026, the Sponsor entered into a Consulting Agreement with Peter Preston, the Company’s Chief Financial Officer, pursuant to which Mr. Preston will provide chief financial officer services to the Company on behalf of the Sponsor through February 18, 2028. The Company is not a party to the agreement. Pursuant to the Consulting Agreement, Mr. Preston is entitled to receive a one-time signing bonus of $19,231 and a fixed monthly payment of $8,333 (representing an annualized amount of $100,000). As the services being provided benefit the Company, the Company will recognize all fees related to this agreement as an expense. The Sponsor has made a portion of these payments through the revenue share referral fee that the Sponsor receives from Efficiency, and the Sponsor will not seek reimbursement from the Company for amounts paid under this agreement. For the three and nine months ended September 30, 2026, the Company recorded $25,000 and $69,231, respectively, in general and administrative expense on the accompanying unaudited condensed statements of operations and also recorded $25,000 and $69,231, respectively, as a capital contribution as reflected on the accompanying unaudited condensed statements of changes in shareholders’ deficit.

Administrative Services Agreement

Commencing on February 18, 2026, the Company agreed to reimburse the managing member of the Sponsor in an amount equal to $10,000 per month for office space, secretarial and administrative support. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three and nine months ended September 30, 2026, the Company incurred $30,000 and $73,214 of administrative services fees, respectively, with $57,206 included in accrued expenses in the accompanying condensed balance sheets as of September 30, 2026.

PALOMA ACQUISITION CORP I

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(Unaudited)

Promissory Note — Related Party

On November 6, 2025, the Company and the Sponsor entered into a loan agreement, whereby the Sponsor agreed to loan the Company an aggregate of up to $250,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan was non-interest bearing and payable on the earlier of June 1, 2026, or the date on which the Company consummates the Initial Public Offering. As of December 31, 2025, there was $49,267 outstanding under the Note. During the nine months ended September 30, 2026, the Sponsor paid an additional $71,110 of offering and operating costs on behalf of the Company under the Note, resulting in total borrowings of $120,377 under the Note. The Company repaid $49,267 and $67,547 of the outstanding balance on February 20, 2026 and March 3, 2026, respectively, and the remaining $3,563 was settled through an offset against an amount due from the Sponsor for a Sponsor expense paid by the Company. As of September 30, 2026, there was no balance outstanding under the Note. Borrowings under the Note are no longer available.

Related Party Loans

In addition, in order to finance transaction costs in connection with its initial Business Combination, the Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes its initial Business Combination, the Company would repay the Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. If the Sponsor makes any Working Capital Loans, such loans may be convertible into private placement-equivalent units of the post-Business Combination entity at a price of $10.00 per unit (“Working Capital Units”), with each unit comprised of one Class A ordinary share and one-half of one warrant to purchase one Class A ordinary share at an exercise price of $11.50 per share. As of September 30, 2026 and December 31, 2025, the Company had no borrowings under the Working Capital Loans.

Transfer Agency and Trustee Services Agreement

The Transfer Agency and Trustee Services Agreement with Efficiency (“TATSA”), dated as of December 3, 2025, states that Efficiency may receive a fee from the designated asset manager that manages the Trust Account. The TATSA further provides that Efficiency would share some or all of such fee with the Sponsor. Efficiency would make a monthly payment to the Sponsor out of such fee in an amount up to approximately $10,000 per month (“referral fee”). The referral fees received from Efficiency do not reduce the principal or interest held in the Trust Account. For the nine months ended September 30, 2026, the Company received $14,802 of referral fee payments on behalf of the Sponsor. No such payments were received during the three months ended September 30, 2026. The amounts received on behalf of the Sponsor are not presented as a separate liability; rather, they are presented net within Due from Sponsor in the accompanying condensed balance sheets (see “Due from Sponsor” below).

Due from Sponsor

The Company and the Sponsor have paid or received certain amounts on behalf of each other, which are presented on a net basis within Due from Sponsor in the accompanying condensed balance sheets. Through September 30, 2026, the Company paid $35,897 on behalf of the Sponsor under the Consulting Agreement described above (consisting of the one-time signing bonus of $19,231 and the April and May 2026 monthly payments of $8,333 each), and received $14,802 of referral fees on behalf of the Sponsor, while the Sponsor paid $20,000 of the Company’s monthly transfer agent fees for March through June 2026 on behalf of the Company. As a result, as of September 30, 2026 and December 31, 2025, the Company had a net receivable from the Sponsor of $1,095 and $0, respectively, which is presented as Due from Sponsor in the accompanying condensed balance sheets. There was no activity in the Due from Sponsor balance during the three months ended September 30, 2026.

PALOMA ACQUISITION CORP I

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(Unaudited)

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

The underwriters were entitled to a cash underwriting discount of $0.20 per Unit, or $3,000,000 in the aggregate, which was paid at the closing of the Initial Public Offering. In addition, the underwriters are entitled to a deferred fee of $0.40 per Unit, or $6,000,000 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement. As a result of the partial exercise of the over-allotment on February 25, 2026, the underwriters were paid an additional cash underwriting discount of $290,000, for an aggregate cash underwriting discount of $3,290,000, and the Company has recorded an additional $580,000 in connection with the deferred underwriting fee for an aggregate amount due in the case of a Business Combination of $6,580,000.

Deferred Legal Fees

As of September 30, 2026, the Company had incurred $250,000 of deferred legal fees payable to its legal counsel, the payment of which has been deferred until the consummation of the Company’s initial Business Combination. The deferred legal fees are an obligation of the Company and are not contingent upon the consummation of a Business Combination. The deferred legal fees are presented as a non-current liability in the accompanying condensed balance sheets. There were no deferred legal fees as of December 31, 2025.

PALOMA ACQUISITION CORP I

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(Unaudited)

NOTE 8. SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 200,000,000 Class A ordinary shares at par value of $0.0001 per share. As of September 30, 2026, there were 529,000 Class A ordinary shares issued and outstanding, excluding 16,450,000 shares subject to possible redemption. At December 31, 2025, there were no Class A ordinary shares issued or outstanding.

Class B Ordinary Shares — The Company is authorized to issue a total of 20,000,000 Class B ordinary shares at par value of $0.0001 per share. On November 6, 2025, the Company issued 4,312,500 Class B ordinary shares to the Sponsor for $25,000, or approximately $0.006 per share, of which an aggregate of up to 562,500 shares were subject to forfeiture depending on the extent to which the underwriters’ over-allotment option is exercised within the 45-day period following the closing of the Initial Public Offering, so that the initial shareholders will collectively own 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering. On February 25, 2026, the over-allotment option was partially exercised, and 362,500 Founder Shares were no longer subject to forfeiture. On April 4, 2026, the remaining 200,000 Founder Shares were surrendered pursuant to the expiration of the underwriters’ over-allotment option for no consideration. As of September 30, 2026 and December 31, 2025, there were 4,112,500 and 4,312,500 Class B ordinary shares issued and outstanding, respectively.

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

PALOMA ACQUISITION CORP I

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(Unaudited)

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

Warrants — As of September 30, 2026, there were 8,225,000 Public Warrants and 264,500 Private Placement Warrants. There were no warrants outstanding at December 31, 2025. Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed herein. The Public Warrants cannot be exercised until 30 days after the completion of the initial Business Combination, and will expire at 5:00 p.m., New York City time, five years after the completion of the initial Business Combination or earlier upon redemption or liquidation. The Private Placement Warrants are identical to the Public Warrants, subject to certain limited exceptions.

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

PALOMA ACQUISITION CORP I

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(Unaudited)

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

PALOMA ACQUISITION CORP I

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(Unaudited)

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

The over-allotment option was accounted for as a liability pursuant to FASB ASC Topic 480, “Distinguishing Liabilities from Equity,” and was presented within liabilities on the condensed balance sheets. The over-allotment option liability was measured at fair value at inception and on a recurring basis, with changes in fair value presented within change on over-allotment liability in the condensed statements of operations.

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

The key inputs into the Black-Scholes model were as follows at initial measurement of the over-allotment option for February 20, 2026:

Volatility	2.51%
Expected term (years)	0.12
Risk-free rate	3.73%
Exercise price	$10.00
Fair value of over-allotment unit	$0.06

The following table presents the changes in the fair value of Level 3 over-allotment option liability for the nine months ended September 30, 2026:

Fair value as of January 1, 2026	$—
Initial fair value at February 20, 2026	140,400
Partial exercise of over-allotment option on February 25, 2026	(90,600)
Change in fair value	200
Fair value as of March 31, 2026	50,000
Change in fair value due to the expiration of the underwriters’ over-allotment option on April 4, 2026	(50,000)
Fair value as of September 30, 2026	$—

PALOMA ACQUISITION CORP I

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(Unaudited)

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of September 30, 2026 and December 31, 2025 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2026	December 31, 2025
Assets:
Marketable securities held in Trust Account – JPMorgan 100% U.S. Treasury Securities Money Market Fund	1	$168,113,386	$—

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of the initial Business Combination, the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the initial Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from August 19, 2025 (inception) through September 30, 2026 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2026, we had a net income of $1,142,151, which consists of interest income on marketable securities held in the Trust Account of $1,518,997, partially offset by operating costs of $376,846.

For the nine months ended September 30, 2026, we had a net income of $1,349,209, which consists of interest income on marketable securities held in the Trust Account of $3,613,386 and change on over-allotment liability of $49,800, partially offset by operating costs of $862,852 and stock based compensation expense of $1,451,125.

For the period from August 19, 2025 (inception) through September 30, 2025, we had a net loss of $7,951, which consisted of formation and operating costs.

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

For the nine months ended September 30, 2026, cash used in operating activities was $642,779. Net income of $1,349,209 was affected by operating costs applied to prepaid contributed by sponsor through promissory note of $479, payment of operation costs through promissory note of $13,347, stock based compensation expense of $1,451,125, change in fair value of over-allotment liability of $49,800 and interest earned on marketable securities held in the Trust Account of $3,613,386. Changes in operating assets and liabilities provided $206,247 of cash for operating activities.

For the period from August 19, 2025 (inception) through September 30, 2025, there was no cash used in operating activities. Net loss of $7,951 was affected by payment of operation costs through promissory note of $2,180. Changes in operating assets and liabilities provided $5,771 of cash for operating activities.

As of September 30, 2026, we had marketable securities held in the Trust Account of $168,113,386 (including approximately $3,613,386 of interest income) invested in the JPMorgan 100% U.S. Treasury Securities Money Market Fund, a money market fund meeting certain conditions under Rule 2a-7 under the Investment Company Act which invests only in direct U.S. government treasury obligations. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2026, we had cash of $1,007,718. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than us agreeing to reimburse the managing member of the Sponsor in an amount equal to $10,000 per month for office space, secretarial and administrative support. Upon completion of the Initial Business Combination or the Company’s liquidation, we will cease paying these monthly fees.

The underwriters were entitled to a cash underwriting discount of $0.20 per Unit, or $3,000,000 in the aggregate, which was paid at the closing of the Initial Public Offering. In addition, the underwriters are entitled to a deferred fee of $0.40 per Unit, or $6,000,000 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete a Business Combination, subject to the terms of the underwriting agreement. As a result of the partial exercise of the over-allotment option on February 25, 2026, the underwriters were paid an additional cash underwriting discount of $290,000, for an aggregate cash underwriting discount of $3,290,000, and we recorded an additional $580,000 in connection with the deferred underwriting fee, for an aggregate deferred underwriting fee of $6,580,000 payable in the case of a Business Combination.

In addition, as of September 30, 2026, we had $250,000 of deferred legal fees payable to our legal counsel, the payment of which has been deferred until the consummation of our initial Business Combination. These fees are not contingent upon the consummation of a Business Combination and are presented as a non-current liability in our condensed balance sheets.

Critical Accounting Estimates and Policies

We have identified the following as our critical accounting estimates and policies. See our unaudited condensed financial statements and notes thereto included elsewhere in this Report for additional information regarding these critical accounting estimates and policies, and other significant accounting policies.

Use of Estimates

The preparation of the condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. These accounting estimates require the use of assumptions about matters, some of which are highly uncertain at the time of estimation. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments, and we evaluate these estimates on an ongoing basis. To the extent actual experience differs from the assumptions used, our condensed financial statements and notes thereto included elsewhere in this Report could be materially affected. We believe that the following accounting policies involve a higher degree of judgment and complexity. Using valuations, the Company estimated the fair value of the Over-allotment Option and the Public Warrants as of the Initial Public Offering. Other than the estimate values of the Over-allotment Option and the Public Warrants, we did not have any other critical accounting estimates as of September 30, 2026.

Class A Ordinary Shares Subject to Possible Redemption

We account for our Class A ordinary shares subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of our condensed balance sheets.

Net Income Per Ordinary Share

We apply the two-class method in calculating earnings per share. We have two classes of ordinary shares: Class A ordinary shares (which include both the Class A ordinary shares subject to possible redemption and the Private Placement Shares) and Class B ordinary shares. Net income is allocated between the Class A and Class B ordinary shares in proportion to the weighted average number of ordinary shares of each class outstanding for the period, as the two classes share equally in the Company’s income. The net income per ordinary share is calculated by dividing the net income allocated to each class by the weighted average number of ordinary shares of that class outstanding for the period. Accretion associated with the Class A ordinary shares subject to possible redemption is excluded from net income per ordinary share as the redemption value approximates fair value.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2026, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Simultaneous with the consummation of the Initial Public Offering, the Company consummated the sale of 500,000 Private Placement Units at a price of $10.00 per Private Unit, generating total proceeds of $5,000,000. The issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. The Private Placement Warrants underlying the Private Placement Units are identical to the warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants are not transferable, assignable or salable until 30 days after the completion of our initial Business Combination, subject to certain limited exceptions.

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

Transaction costs amounted to $10,343,019, consisting of $3,290,000 of cash underwriting fee, $6,580,000 of deferred underwriting fee, and $473,019 of other offering costs. The remaining proceeds from the Initial Public Offering and the Private Placement are held outside the Trust Account, in the cash operating account amounting to $1,007,718 as of September 30, 2026.

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

PALOMA ACQUISITION CORP I

Date: November 13, 2026	By:	/s/ Anna Staples
	Name:	Anna Staples
	Title:	Director and Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2026	By:	/s/ Peter Preston
	Name:	Peter Preston
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)